Form 10-K
period 2004-12-31
Sequoia HELOC Trust 2004-1
filed 2005-03-31
CIK 1295853

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2004  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:  333-115296-02

SEQUOIA MORTGAGE FUNDING CORPORATION (AS DEPOSITOR OF SEQUOIA HELOC TRUST 2004-1, THE ISSUER OF HELOC ASSET-BACKED NOTES, SERIES 2004-1, UNDER AN INDENTURE DATED AS OF JUNE 1, 2004)

                      SEQUOIA MORTGAGE FUNDING CORPORATION
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                      91-1771827
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

           ONE BELVEDERE PLACE
                SUITE 320
             MILL VALLEY, CA                                            94941
(Address of principal executive offices)                              (Zip code)

                                 (415) 381-1765
              (Registrant's telephone number, including area code)

Securities registered pursuant                    Securities registered pursuant
 to Section 12(b) of the Act:                     to Section 12(g) of the Act:

            NONE                                              NONE
      (Title of class)                                  (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                      SEQUOIA MORTGAGE FUNDING CORPORATION
       SEQUOIA HELOC TRUST 2004-1, HELOC ASSET-BACKED NOTES, SERIES 2004-1

                                      INDEX

                                                                            Page
                                                                            ----
PART I      .................................................................. 3
            ITEM 1   -  BUSINESS.............................................. 3
            ITEM 2   -  PROPERTIES............................................ 3
            ITEM 3   -  LEGAL PROCEEDINGS..................................... 3
            ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS............................................... 3

PART II     .................................................................. 3
            ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
                        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                        EQUITY SECURITIES..................................... 3
            ITEM 6   -  SELECTED FINANCIAL DATA............................... 3
            ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 3
            ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK............................................3
            ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........... 3
            ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 3
            ITEM 9A  -  CONTROLS AND PROCEDURES............................... 3
            ITEM 9B  -  OTHER INFORMATION..................................... 4


PART III    .................................................................. 4
            ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF
                        THE REGISTRANT........................................ 4
            ITEM 11  -  EXECUTIVE COMPENSATION................................ 4
            ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT................................. 4
            ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........ 4

PART IV     .................................................................. 4
            ITEM 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................4
            ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K................................... 4

SIGNATURES  .................................................................. 6

CERTIFICATION ................................................................ 7

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.................................. 8

INDEX TO EXHIBITS ............................................................ 8

                                     PART I

ITEM 1 - BUSINESS

      Not Applicable.

ITEM 2 - PROPERTIES

      Sequoia Mortgage Funding Corporation (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the HELOC Asset-Backed Notes, Series 2004-1 the Sequoia HELOC Trust 2004-1 (the "Trust); the Servicing Agreements; the Indenture; the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      To the best knowledge of the Depositor, there is no established public trading market for the Notes.

      The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were nine (9) combined holders of the Class A Notes.

ITEM 6 - SELECTED FINANCIAL DATA

      Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Not Applicable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

      Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

ITEM 9A - CONTROLS AND PROCEDURES

      Not Applicable.

ITEM 9B - OTHER INFORMATION

      Not Applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

      Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Depositor is a Delaware corporation and a wholly-owned subsidiary of Redwood Trust, Inc., a Maryland corporation. The Trust is a Delaware statutory trust wholly-owned by the Depositor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Not Applicable.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial Statements:

                  Not applicable.

            2.    Financial Statement Schedules:

                  Not applicable.

            3.    Exhibits:

                  Exhibit No.   Description
                  -----------   -----------
                  31.1          Sarbanes-Oxley Certification.

                  99.1 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

                  99.2* Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing
                                Agreement between RWT Holdings, Inc. ("RWT") and
                                Morgan Stanley Dean Witter Credit Corporation, dated May 1, 2004, as modified by the related
                                Acknowledgements (the "RWT/ Morgan Servicing
                                Agreement").

                  99.3*         Report of Independent Accountant pursuant to
                                Section 7.04(b) of  the RWT/Morgan Servicing
                                Agreement.

      (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

            DATE OF REPORTS ON FORM 8-K   ITEMS REPORTED/FINANCIAL STATEMENTS FILED

            October 6, 2004               Trustee's Monthly Report for the September
                                          Distribution to Noteholders

            November 8, 2004              Trustee's Monthly Report for the October
                                          Distribution to Noteholders

            December 3, 2004              Trustee's Monthly Report for the November
                                          Distribution to Noteholders

----------
*The document was due to be delivered March 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEQUOIA MORTGAGE FUNDING CORPORATION,

                                    By:    /s/ Harold F. Zagunis
                                       -----------------------------------------
                                    Name:  Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary

Date:      March 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Mortgage Funding Corporation, a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Notes for periods included in the year covered by this annual report, of Sequoia Mortgage Funding Corporation;

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

      3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the indenture, for inclusion in these reports is included in these reports;

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the indenture, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the indenture, that is included in these reports.

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer.

Date: March 31, 2005

/s/  Harold F. Zagunis
----------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report, proxy statement, proxy materials or otherwise were sent to Noteholders.

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.   Description
-----------   -----------
31.1          Sarbanes-Oxley Certification.

99.1 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

99.2*         Statement of Compliance of the Servicer pursuant to Section
              7.04(a) of The Master Servicing Agreement between RWT Holdings,
              Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated May 1, 2004, as modified by the related Acknowledgements
              (the "RWT/ Morgan Servicing Agreement").

99.3* Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

----------
*The document was due to be delivered March 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.