Form 10-K/A
period 2004-12-31
Sequoia HELOC Trust 2004-1
filed 2005-07-05
CIK 1295853

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Securities registered pursuant to            Securities registered pursuant to
   Section 12(b) of the Act:                     Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                      SEQUOIA MORTGAGE FUNDING CORPORATION
       SEQUOIA HELOC TRUST 2004-1, HELOC ASSET-BACKED NOTES, SERIES 2004-1

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I         ................................................................................  3
               ITEM 1     -   BUSINESS.........................................................  3
               ITEM 2     -   PROPERTIES.......................................................  3
               ITEM 3     -   LEGAL PROCEEDINGS................................................  3
               ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                              SECURITY HOLDERS.................................................  3

PART II        ................................................................................  3
               ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
                              STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....  3
               ITEM 6     -   SELECTED FINANCIAL DATA..........................................  3
               ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  3
               ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  3
               ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  3
               ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                              ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................  3
               ITEM 9A    -   CONTROLS AND PROCEDURES..........................................  3
               ITEM 9B    -   OTHER INFORMATION................................................  4

PART III       ................................................................................  4
               ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                              THE REGISTRANT...................................................  4
               ITEM 11    -   EXECUTIVE COMPENSATION...........................................  4
               ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT............................................  4
               ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  4

PART IV        ................................................................................  4
               ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  4
               ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K..............................................  4

SIGNATURES     ................................................................................  6

CERTIFICATION  ................................................................................  7

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT..............................................................  8

INDEX TO EXHIBITS .............................................................................  8

                                     PART I

ITEM  1 - BUSINESS

          Not Applicable.

ITEM  2 - PROPERTIES

      Sequoia Mortgage Funding Corporation (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM  3 - LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the HELOC Asset-Backed Notes, Series 2004-1 the Sequoia HELOC Trust 2004-1 (the "Trust"); the Servicing Agreements; the Indenture; the Trustee; the Depositor; or the Servicer which relates to the Trust.

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

                  99.2 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated May 1, 2004, as modified by the related Acknowledgements (the "RWT/ Morgan Servicing Agreement").

                  99.3          Report of Independent Accountant pursuant to
                                Section 7.04(b) of  the RWT/Morgan Servicing
                                Agreement.

      (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

            DATE OF REPORTS ON    ITEMS REPORTED/FINANCIAL STATEMENTS
            FORM 8-K              FILED

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

                                           SEQUOIA MORTGAGE FUNDING CORPORATION,

                                           By: /s/ Harold F. Zagunis
                                               ---------------------------------
                                               Name: Harold F. Zagunis
                                               Title: Chief Financial Officer
                                                      and Secretary

Date:      July 5, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Mortgage Funding Corporation, a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Notes for periods included in the year covered by this annual report, of Sequoia Mortgage Funding Corporation;

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

Date: July 5, 2005

/s/  Harold F. Zagunis
----------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report, proxy statement, proxy materials or otherwise were sent to Noteholders.

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.           Description
31.1         Sarbanes-Oxley Certification.

99.1 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

99.2 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated May 1, 2004, as modified by the related Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.3 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.